Form 10QSB
period 2005-09-30
INROB LTD
filed 2005-11-22
CIK 1275631

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-QSB

                           --------------------------

 Quarterly Report Pursuant to Section 13 or 15 (D) of the Securities Act of 1934
               for the quarterly period ended: September 30, 2005

                        Commission File number: 000-49950

                           ---------------------------

                                 Inrob Tech Ltd.
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of Incorporation or organization)

                                   88-0219239
                        (IRS Employee Identification No.)

                          1515 Tropicana Ave, Suite 140
                               Las Vegas NV 89119
                                  702-795-3601
                    (Address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value         61,150,180
(Class)                                (Outstanding as of November 11, 2005)

                                 Inrob Tech Ltd
                                   Form 10-QSB

                                      Index

Part I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements (Unaudited)                                      3

         Condensed Balance Sheet                                             F-2

         Condensed Statements of Operations                                  F-3

         Condensed Statements of Cash Flows                                  F-4

         Notes on Condensed Financial Information                            F-5

Item 2 Management's Discussion and Analysis or Plan of Operation               4

Item 3 Control and Procedures                                                 11


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities                                                12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission Of Matters To A Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12

Signatures                                                                    14

Certifications                                                                15

                          Part I: Financial Information

Item 1. Financial Statements

                                 INROB TECH LTD.

                          INDEX TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005, AND 2004

Financial Statements-

  Condensed Balance Sheet as of September 30, 2005 (Unaudited)               F-2

  Condensed Statements of Operations and Comprehensive (Loss) for the
    Three-month and Nine-month Periods Ended September 30, 2005,
    and 2004 (Unaudited)                                                     F-3

  Condensed Statements of Cash Flows for the Nine-month Periods Ended
    September 30, 2005, and 2004 (Unaudited)                                 F-4

  Notes to Interim Financial Statements for the Periods
        Ended September 30, 2005, and 2004 (Unaudited)                       F-6

                                 INROB TECH LTD.
                        CONDENSED BALANCE SHEET (NOTE 2)
                            AS OF SEPTEMBER 30, 2005
                                   (Unaudited)

                                     ASSETS

                                                                        2005
                                                                    -----------
Current Assets:
     Cash and cash equivalents                                      $        --
     Accounts Receivable-
        Trade                                                           265,968
        Employees and other                                               4,287
        Less - Allowance for doubtful accounts                           (5,349)
     Inventories                                                         86,398
     Prepaid expenses                                                     1,524
                                                                    -----------
        Total current assets                                            352,828
                                                                    -----------
Property and Equipment, net                                             247,067
                                                                    -----------

Other Assets:
     Deposits                                                             1,974
     Loans receivable from stockholder                                  468,022
     Loans to related party companies                                   276,155
                                                                    -----------
        Total other assets                                              746,151
                                                                    -----------
Total Assets                                                        $ 1,346,046
                                                                    ===========

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Bank overdrafts                                                $   225,211
     Current portion of long-term debt                                   84,190
     Convertible debenture                                               42,500
     Accounts payable - Trade                                           269,062
     Accrued liabilities                                                363,613
     Deferred revenue                                                    70,916
     Income taxes payable                                                23,263
                                                                    -----------
        Total current liabilities                                     1,078,755
                                                                    -----------

Long-term Debt, less current portion:
     Bank loans and obligations                                         340,283
                                                                    -----------
        Total long-term debt                                            340,283
                                                                    -----------
        Total liabilities                                             1,419,038
                                                                    -----------

Commitments and Contingencies

Stockholders' (Deficit):
     Preferred stock, par value $.001; 20,000,000 authorized;
        no shares issued and outstanding                                     --
     Common stock, par value $.001 per share; 80,000,000 shares
        authorized; 56,989,947 shares issued and outstanding             56,990
     Additional paid-in capital                                         789,428
     Accumulated other comprehensive (loss)                              15,170
     Accumulated (deficit)                                             (934,580)
                                                                    -----------

        Total stockholders' (deficit)                                   (72,992)
                                                                    -----------

Total Liabilities and Stockholders' (Deficit)                       $ 1,346,046
                                                                    ===========

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                                 INROB TECH LTD.
                   CONDENSED STATEMENTS OF OPERATIONS (NOTE 2)
                            FOR THE NINE-MONTHS ENDED
                          SEPTEMBER 30, 2005, AND 2004
                                   (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                        2005             2004
                                                   ------------    ------------

Revenues:                                          $  1,118,747    $  1,166,598
Cost of Goods Sold:                                   1,042,528         813,232
                                                   ------------    ------------
Gross Profit                                             76,219         353,366
                                                   ------------    ------------
Selling, general and administrative expenses            314,847         367,921
                                                   ------------    ------------
(Loss) from Operations                                 (238,628)        (14,555)
Other (Expense):                                        (53,829)         (5,801)
                                                   ------------    ------------
(Loss) before Income Taxes                             (292,457)        (20,356)
Provision for income taxes                              (15,788)        (29,003)
                                                   ------------    ------------
Net (Loss)                                             (308,245)        (49,359)
                                                   ------------    ------------
Comprehensive Income (Loss):
     Israeli currency translation                        31,591           5,695
                                                   ------------    ------------
Total Comprehensive (Loss)                         $   (276,654)   $    (43,664)
                                                   ============    ============
(Loss) Per Common Share:
     (Loss) per common share - Basic and Diluted   $      (0.01)   $      (0.09)
                                                   ============    ============
Weighted Average Number of Common Shares
     Outstanding - Basic                             51,989,947         547,189
                                                   ============    ============

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                                 INROB TECH LTD.
                   CONDENSED STATEMENTS OF CASH FLOWS (NOTE 2)
                        FOR THE NINE-MONTH PERIODS ENDED
                          SEPTEMBER 30, 2005, AND 2004
                                   (Unaudited)

                                                                          2005         2004
                                                                       ---------    ---------
Operating Activities:
     Net (loss)                                                        $(308,245)   $ (49,359)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
        Depreciation and amortization                                     57,687       10,247
        Loss (gain) on sale of equipment                                      --      (10,292)
          Changes in net assets and liabilities-
            Accounts receivable                                           24,827     (105,153)
            Inventories                                                  114,796      (94,094)
            Prepaid expenses                                              24,592       (7,200)
            Accounts payable - trade and accrued liabilities             (53,726)    (186,696)
            Deferred revenue                                            (207,304)     202,652
            Income taxes payable and other                                 8,564         (720)
                                                                       ---------    ---------
Net Cash Provided by (Used in) Operating Activities                     (338,809)    (240,615)
                                                                       ---------    ---------

Investing Activities:
     Purchases of property and equipment                                 (10,888)    (134,118)
     Proceeds from sale of property and equipment                             --       16,002
                                                                       ---------    ---------
Net Cash Provided by (Used in) Investing Activities                      (10,888)    (118,116)
                                                                       ---------    ---------

Financing Activities:
     Increase (decrease) in long-term debt                               (94,319)     216,053
     Bank overdrafts                                                    (341,698)      83,120
     Proceeds from the issuance of convertible debentures                675,000      250,000
     Loans receivable from stockholders                                 (312,497)     (61,812)
     Loans to related party companies                                    391,620     (134,325)
                                                                       ---------    ---------
Net Cash Provided by Financing Activities                                318,106      353,036
                                                                       ---------    ---------
Effect of Exchange Rate Changes on Cash                                   31,591        5,695
                                                                       ---------    ---------
Net Increase (Decrease) in Cash                                               --           --
Cash - Beginning of Period                                                    --           --
                                                                       ---------    ---------
Cash - End of Period                                                   $      --    $      --
                                                                       =========    =========

               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                                 INROB TECH LTD.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005, AND 2004
                                   (Unaudited)

(1)   Summary of Significant Accounting Policies

      Basis of Presentation and Organization

Inrob Tech Ltd. ("Inrob Tech" or the "Company") is a Nevada corporation which provides engineering products and services for the maintenance of critical and sophisticated equipment, and the integration and production of advanced wireless control solutions for unmanned ground vehicle ("UGV") robots. The remote control systems of the Company are the "brains" for many UGV solutions. The current nature of Israel's security situation coupled with the Company's close work with the Israeli Defense Forces ("IDF") and the Israeli police, has helped the Company gain extensive experience in a wide range of military and law enforcement UGV applications and control solutions. The Company has also targeted the civilian applications market, which includes dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry and firefighting and rescue services. The accompanying financial statements of Inrob Tech were prepared from the accounts of the Company under the accrual basis of accounting in United States dollars. In addition, the accompanying financial statements reflect the completion of a reverse merger between Inrob Tech and Inrob Ltd. ("Inrob Israel"), which was effected on July 21, 2005.

Prior to the completion of the reverse merger, Inrob Tech was a near dormant corporation with virtually no assets or operations (essentially since April 1, 2001, when the Company sold its paging business known as The Sports Page and Score Page to BeepMe, a third party vendor and creditor). The Company was originally incorporated in the State of Nevada under the name of Beeper Plus, Inc. On July 15, 2003, the Company then changed its name to Western Gaming Corporation. On August 17, 2005, effective September 1, 2005, the Company again changed its name to Inrob Tech Ltd. to reflect the reverse merger effected on July 21, 2005, and its new business plan.

Inrob Israel was organized as an Israeli corporation in 1988, under the name of Eligal Laboratories Ltd., and its UGV solutions include: (i) remote control systems (the "brains" of any robot); (ii) complete robot systems; and (iii) customized solutions. Inrob Israel is certified to design, manufacture and maintain electronic, optical and electro-mechanical equipment, and is a certified supplier to the Israeli Defense Forces and the Israeli Air Force. It has also been issued a certificate from the Israeli Air Force stating that its quality system is approved to perform inspections of products and services supplied to the Israeli Air Force. Inrob Israel changed its name to Inrob Ltd. in September 2003.

In addition, in January 2004, Inrob Israel completed two equity purchase transactions with separate entities and raised $195,000 from the issuance of 30,000,000 shares of its common stock. Thereafter, Inrob Israel commenced a registration activity of such shares of its common stock on behalf of the two entities as selling shareholders on Form F-1 with the Securities and Exchange Commission ("SEC"). The registration activity continued through December 31, 2004, and into the year 2005. In early 2005, Inrob Israel decided not to complete the registration of the common stock of the selling shareholders with the SEC, and withdrew its registration statement on July 28, 2005. As an alternative transaction, effective July 21, 2005, Inrob Israel completed the reverse merger with Inrob Tech, a publicly traded Nevada corporation.

                                 INROB TECH LTD.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005, AND 2004
                                   (Unaudited)

Given that Inrob Israel is considered to have acquired Inrob Tech by a reverse merger through a Stock Purchase Agreement, and its sole stockholder currently has voting control of the Company, the accompanying financial statements and related disclosures in the notes to interim financial statements present the financial position as of September 30, 2005, and the operations for the periods ended September 30, 2005, and 2004, of Inrob Israel under the name of Inrob Tech. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

      Unaudited Interim Financial Statements

The interim financial statements as of September 30, 2005, and for the periods ended September 30, 2005, and 2004, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of September 30, 2005, and the results of its operations and its cash flows for the periods ended September 30, 2005, and 2004. These results are not necessarily indicative of the results expected for the fiscal year ending December 31, 2005. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to Inrob Israel's audited financial statements contained in Form 8-K/A dated November 21, 2005, for additional information, including significant accounting policies. Also, refer to Inrob Tech's annual report on Form 10-K for the year ended June 30, 2005, under the name of Western Gaming Corporation, for additional information and disclosures.

      Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

      Restricted Cash

The Company maintains restricted cash as funds designated for specific purposes or for compliance with terms of contractual agreements. As of September 30, 2005, $11,700 was pledged as collateral against certain vendor guarantees, and offset against bank overdrafts for financial reporting purposes.

      Accounts Receivable

Accounts receivable consist of amounts due from customers, employees and related parties. The Company establishes an allowance for doubtful accounts in amounts sufficient to absorb potential losses on accounts receivable. As of September 30, 2005, an allowance for doubtful accounts amounting to $5,349 was deemed necessary. While management uses the best information available upon which to base estimates, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used for the purpose of analysis.

                                 INROB TECH LTD.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005, AND 2004
                                   (Unaudited)

      Revenue Recognition

The Company generates revenues from product sales and maintenance service contracts.

Revenues from product sales are recognized on a completed-contract basis, in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101") and State of Position 91-1, "Accounting for Performance of Construction-Type Contracts". Revenue is recognized when delivery has occurred provided there is persuasive evidence of an agreement, acceptance tests results have been approved by the customer, the fee is fixed or determinable and collection of the related receivable is probably. Customers are billed, according to individual agreements, upon completion of the contract. All product costs are deferred and recognized on completion of the contract and customer acceptance.

On-going maintenance service contracts are negotiated separately at an additional fee. The maintenance service is separate from the functionality of the products, which can function without on-going maintenance. Revenues relating to maintenance service contracts are recognized as the services are rendered ratably over the period of the related contract.

The Company is not required to perform significant post-delivery obligations, does not provide warranties and does not allow product returns. As such, no provision is made for costs of this nature.

The Company does not sell products with multiple deliverables. It is management's opining that EITG 00-21, "Revenue Arrangements With Multiple Deliverables" is not applicable.

      Property and Equipment

The components of property and equipment are stated at cost. Property and equipment costs are depreciated or amortized for financial reporting purposes over the useful lives of the related assets by the straight-line method. Useful lives utilized by the Company for calculating depreciation or amortization are as follows:

         Computer and office equipment               5 to 10 years
         Furniture and fixtures                      3 to 15 years
         Vehicles                                    5 to 6 years

Upon disposition of an asset, its cost and related accumulated depreciation or amortization are removed from the accounts, and any resulting gain or loss is recognized.

      Impairment of Long-Lived Assets

Under Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), the Company evaluates the recoverability of long-lived assets and the related estimated remaining lives at each balance sheet date. The Company records an impairment or change in useful life whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed.

                                 INROB TECH LTD.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005, AND 2004
                                   (Unaudited)

      Loss Per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

      Common Stock Registration Expenses

The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

      Research and Development Costs

The Company conducts research and development activities for others under contractual arrangements. Research and development costs incurred under contractual arrangements are accounted for in accordance with Statement of Financial Accounting Standards No. 68, "Research and Development Agreements" ("SFAS 68"). All costs incurred under the contractual arrangements are deferred and recognized as cost of sales (product sales) upon completion of the contract work.

      Comprehensive Income (Loss)

The Company presents comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income (loss) be reported in the financial statements. For the periods ended September 30, 2005, and 2004, the only components of comprehensive income (loss) were the net (loss) for the periods, and the foreign currency translation adjustments.

      Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

      The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company's financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

                                 INROB TECH LTD.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005, AND 2004
                                   (Unaudited)

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

      Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, Foreign Currency Translation ("SFAS 52"). The Company's functional currency is the Israeli New Shekel. All assets and liabilities are translated into United States dollars using the current exchange rate at the end of each fiscal period. Revenues and expenses are translated using the average exchange rates prevailing throughout the respective periods. Translation adjustments are included in other comprehensive income (loss) for the period. Certain transactions of the Company are denominated in United States dollars. Translation gains or losses related to such transactions are recognized for each reporting period in the related statement of operations and comprehensive income (loss).

      Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2005, the Company did not have any financial instruments requiring the estimate of fair value.

      Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2005, and revenues and expenses for the periods ended September 30, 2005, and 2004. Actual results could differ from those estimates made by management.

(2)   Going Concern

During the quarter ended September 30, 2005, and subsequent thereto, Inrob Tech continued its operations, and through the latter part of July 2005, its common stock registration activities. Subsequent to July 21, 2005, the effective date of the reverse merger between the Company and Western Gaming, the Company withdrew its Registration Statement on Form F-1 with the SEC, and pursued its operations, bank overdraft and debt reduction activities with the proceeds provided from convertible debentures.

While management of the Company believes that the Company will be successful in sustaining its operating activities and thereby increasing its working capital from the completion of a reverse merger and third-party loans, there can be no assurance that the Company will be able to raise the funds needed to meet its debt and working capital obligations under its business plan, or be successful in the sale of its products and services that will generate sufficient revenues to sustain the operations of the Company.

                                 INROB TECH LTD.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005, AND 2004
                                   (Unaudited)

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred operating losses, had negative working capital as of September 30, 2005, and the cash resources of the Company were insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)   Loans Receivable From Stockholders

Loans receivable from stockholders bear interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4% in 2003) and are due, including principal and interest, on December 31, 2008.

(4)   Loans to Related Party Companies

Loans to related party companies under common control bear interest at a variable rate equivalent to the minimum rate allowed by the Israel Income Tax Ordinance (4% in 2003), are unsecured and are due, including principal and interest, on December 31, 2008.

(5)   Bank Indebtedness

Inrob Israel has various line of credit and bank loan arrangements to fund its operations. As security for bank indebtedness, it has pledged and assigned to Israel Discount Bank all of its revenues from purchase orders with certain national government customers, as well as a second collateral position on all other receivables and assets.

(6)   Convertible Debentures

As of August 1, 2004, in connection with the conversion of the common stock equity investments of two shareholder entities (see Note 9), and the assignment of the rights and interests of such entities to a third-party entity, the Company issued a convertible debenture (the "Debenture") in the amount of $250,000. The Debenture carried an interest rate of ten (10) percent per annum, and was due on July 31, 2005, unless otherwise paid to the holder, or converted into shares of common stock. So long as the Company is not in default, the holder of the Debenture shall receive shares of common stock of the Company at a discount of fifty-five (55%) percent of the average closing bid price for the three days immediately prior to the receipt of the notice of conversion from the holder divided into the face amount of the Debenture plus accrued interest. The Debenture also provides that the maturity date may be extended to a date when the Company's common stock is publicly traded on a recognized stock exchange. As of July 31, 2005, the Company was in default under the terms of the Debenture, and could not repay the amount due. The Debenture was then assumed by Inrob Tech and converted into 10,114,285 shares of its publicly traded common stock.

                                 INROB TECH LTD.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005, AND 2004
                                   (Unaudited)

On July 21, 2005, Inrob Israel issued a convertible debenture (the "Second Debenture") in the amount of $575,000 to a third-party entity. The Second Debenture carried an interest rate of ten (10) percent per annum, and payments of principal and interest were due and payable as follows: (i) on or about October 1, 2005, $200,000; (ii) on or about December 1, 2005, $200,000; and,
(iii) on or about February 1, 2006, the remaining amount, including interest, of $232,500. So long as Inrob Israel was not in default, the holder of the Second Debenture was to receive shares of common stock of the Company at a discount of fifty-five (55%) percent of the average closing bid price for the three days immediately prior to the receipt of the notice of conversion from the holder divided into the face amount of the Second Debenture plus accrued interest. The amount of the Second Debenture was subsequently increased from $575,000 to $632,500. On September 13, 2005, the Second Debenture was in default for nonpayment. Thereafter, effective September 15, 2005, the Second Debenture obligation was assumed by Inrob Tech, and satisfied by the issuance of 21,035,715 publicly traded shares of common stock.

On September 30, 2005, the Company issued a convertible debenture (the "Third Debenture") in the amount of $42,500 to the same third-part entity that was the recipient of the Second Debenture. The Third Debenture carried an interest rate of ten (10) percent per annum, was is on November 30, 2005, and is convertible into 2,000,000 publicly traded shares of the Company's common stock.

(7)   Capital Stock

On July 21, 2005, the Company entered into a Stock Purchase Agreement with Inrob Israel, and issued 26,442,585 shares of its common stock (post reverse split) for all of the issued and outstanding capital stock of Inrob Israel (10,020 shares of common stock). At the same time, the Company effected a 10.98 for 1 reverse stock split of its common stock. Immediately following the completion of the Stock Purchase Agreement transaction, the Company had 29,999,995 shares of its common stock outstanding. At that time, Mr. Ben Tsur Joseph, the sole officer and Director of Inrob Israel, owned 28,500,000 shares of the Company's common stock, or 95 percent of the then issued and outstanding common stock of Inrob Tech, and had voting control. Through this process Inrob Israel is considered to have acquired Inrob Tech by a reverse merger. The reverse merger has been recorded as a recapitalization of the Company, with the net assets of Inrob Israel and Inrob Tech brought forward at their historical bases. The costs associated with the reverse merger have been expensed as incurred.

Effective January 1, 2004, Inrob Israel issued 30,000,000 shares of common stock (post 100 for 1 stock split) to two unrelated entities as equity investors for consideration in the amount of $195,000. Thereafter, the Inrob Israel commenced a registration activity of such shares of its common stock on behalf of the two entities as selling shareholders on a Form F-1 Registration Statement with the SEC. The registration activity continued through December 31, 2004, and into the year 2005. In early 2005, the management decided not to complete the registration of the common stock of the selling shareholders with the SEC, and withdrew its registration statement on July 28, 2005. As of August 1, 2004, the Inrob Israel notified the two investors that it was converting their equity investment in common stock into the Debenture. The two shareholder entities immediately assigned their rights and interests in the Debenture to a third-party entity. The proceeds from the issuance of common stock were used to pay legal and other professional fees and expenses associated with the Inrob Israel's common stock registration activities with the SEC.

                                 INROB TECH LTD.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005, AND 2004
                                   (Unaudited)

In March 2005, Ben-Tsur Joseph, as President and Director of Inrob Israel, entered into an agreement to purchase 5,010 shares of common stock, or fifty (50%) percent of the total outstanding common stock of that company, from Itshak Hamami ,the other Director of the Inrob Israel. Thereafter, Mr. Joseph owned 100 percent of the issued and outstanding shares of common stock of the Inrob Israel.

In July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, its Director and sole stockholder, 2,057,415 shares of common stock of Western Gaming in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech Ltd. in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand.

(8)   Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," ("FIN 46"). The FASB issued a revised FIN 46 in December 2003, which modified and clarified various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIE's created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity," ("SFAS 150"). This standard requires issuers to classify as liabilities the following three types of freestanding financial instruments: (1) mandatory redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets; and (3) certain obligations to issue a variable number of shares. The adoption of SFAS 150 did not have a material impact on the financial position or results of operations of the Company.

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of SAB 104, and it did not have a material impact on the financial position or results of operations of the Company.

                                 INROB TECH LTD.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005, AND 2004
                                   (Unaudited)

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, "Inventory Costs - An Amendment of Accounting Research Bulletin No. 43 (ARB No. 43), Chapter 4," ("SFAS 151") which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . ." SFAS 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversions be based on the normal capacity of the production facilities. The Company is required to adopt SFAS 151 in fiscal year 2006, and its adoption is not expected to have a significant impact on the Company's financial position or results of operations.

In December 2004, the FASB announced that Statement of Financial Accounting Standards No. 123R (revised December 2004), "Share-Based Payments," sets accounting requirements for "share-based" compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. For small business filers, this Statement is effective beginning January 1, 2006.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchange of Nonmonetary Assets, An Amendment of APB Opinion No. 29," ("SFAS No. 153"). SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets. The amendments made by SFAS No. 153 are based on the fair value of the assets exchanged. SFAS No. 153 also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company will apply its provisions in fiscal 2006. Such provisions and adoption are not expected to have a significant impact on the Company's financial position or results of operations.

(9)   Related Party Transactions

The Company recovered administrative costs from a company owned by the controlling stockholders in the periods ended September 30, 2005, and 2004.

As described in Note 8 above, in July 2005, Inrob Israel purchased, on behalf of Ben-Tsur Joseph, President, its Director and sole stockholder, 2,057,415 shares of common stock of Western Gaming in connection with the reverse merger. The amount of consideration provided by Inrob Israel for the shares was $475,000. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with Inrob Israel whereby the company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech Ltd. in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000. The promissory note carries an interest rate of four (4) percent per annum, and is payable to Inrob Israel on demand.

                                 INROB TECH LTD.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2005, AND 2004
                                   (Unaudited)

(10)  Research and Development

Costs incurred under the contractual arrangements are deferred and recognized as cost of sales (product sales) upon completion of the contract. Research and development costs are included in cost of sales category in the accompanying financial statements.

(11)  Commitments and Contingencies

Inrob Israel has letters of guarantee totaling $45,520, in favor of two customers, guaranteeing the completion of certain projects. The letters of guarantee are secured by a general security guarantee with a bank.

Inrob Israel entered into a management agreement with an officer and director on October 1, 2003, which was subsequently extended as to its commencement date to May 1, 2005. Other terms and conditions related to equipment usage commenced with the original date of the agreement. Under the terms of the agreement, the Company is obligated to pay $15,000 per month during the first year and $20,000 per month thereafter for management fees. For the period ended September 30, 2005, the Company accrued $75,000 under the management agreement.

Inrob Israel is committed to vehicle lease obligations, under operating lease agreements, with various expiration dates through 2006. Future minimum annual lease payments (exclusive of taxes, insurance and maintenance costs) under the leases are approximately $1,000 per year.

Inrob Israel is a party to a lease agreement for its premises which expires in January, 2006. However, upon 90 days notice, the Company has the option to cancel the lease agreement. Future minimum annual payments (exclusive of taxes, insurance and maintenance costs) under the lease are approximately $5,400 per year.

Inrob Israel also entered into a sublease agreement under which it will receive approximately $30,000 per year for subleasing part of the premises.

Inrob Israel is contingently liable to pay $27,500 under a lawsuit pertaining to a labor matter. Management of the Company believes that the lawsuit has no merit, and that it is unlikely that the contingency for payment of the amount will become probable.

Item 2. Management's Discussion and Analysis and Plan of Operations.

FORWARD LOOKING STATEMENTS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

History and Organization

While the Company maintained its corporate name, Beeper Plus, Inc., we entered into a Purchase and Sale transaction on March 19, 2001, which became effective as of April 1, 2001. At that time, we sold the paging business known as The Sports Page and Score Page to BeepMe, a third party vendor and our creditor.

On July 15, 2003, Beeper Plus, Inc. changed its name to Western Gaming Corporation. Western Gaming Corporation (the "Company" or "WGC"), a Nevada corporation, was incorporated on March 25, 1986, and has its corporate headquarters at 1515 E. Tropicana Ave, #140, Las Vegas, NV, 89119. WGC was in the business of collecting, organizing and disseminating timely sports information through wireless services to individual and corporate customers throughout the United States, Canada and the Caribbean, as well as news information through a network of resellers.

On July 21, 2005, Western Gaming Corporation entered into a Stock Purchase Agreement with the sole shareholder of Inrob Ltd., Ben Tsur Joseph, whereby all of the issued and outstanding shares of Inrob Ltd. were acquired by Western Gaming Corporation for a total of 26,442,585 shares of common stock of Western Gaming Corporation, issued after the reverse split of the common stock of Western Gaming Corporation at a rate of 10.98 shares of old common stock for each one share of new common stock. As part of the sale of shares a total shares transferred, debt of the company in the amount of $40,000 was converted into 2,057,415 shares of common stock of the Company which were purchased by Inrob Ltd on behalf of Mr. Joseph. Thereafter, Mr. Joseph entered into a Share Transfer and Loan Agreement with the Company whereby the Company transferred to Mr. Joseph 2,057,415 shares of the common stock of Inrob Tech Ltd. in exchange for a promissory note issued by Mr. Joseph in the amount of $475,000.

The shares issued to Ben Tsur, together with the shares purchased through Inrob Ltd., gave Mr. Ben Tsur Joseph, at the time of the transaction, control over approximately 95% of the issued and outstanding shares of the common stock immediately after the effectiveness of the reverse split.

As part of the transaction with Mr. Joseph, Mr. Frank DeRenzo, former President and former controlling shareholder of the Registrant, received a total of 350,000 shares of post reverse common stock for consultancy services provided in the past.

The name of the Company was changed to Inrob Tech Ltd. effective September 1
2005.

PLAN OF OPERATIONS

Our operating subsidiary is Inrob Ltd. Inrob Ltd. was established in 1988 as an engineering firm providing a cost-efficient solution for organizations to outsource maintenance of critical and sophisticated equipment. We now provide maintenance support of industrial electronic, electro-mechanical, optical and other scientific equipment, mainly to customers in the defense industry.

Inrob and its management team built on this engineering experience and customer base and in 1992 expanded into a second area of operations. Today, on top of our maintenance and support services, we develop, integrate and produce advanced wireless control solutions for unmanned ground vehicle (UGV) robots. Our remote control systems are the "brains" for many UGV solutions.

The current nature of Israel's security situation coupled with our close work with the Israel Defense Forces (IDF) and the Israeli police, has helped us gain extensive experience in a wide range of military and law enforcement UGV applications and control solutions. We have the ability to provide fast and reliable solutions to meet the immediate operational needs of front-line IDF units as they arise. We recently began targeting the civilian applications market, which includes dangerous tasks such as nuclear plant maintenance, inspection and decommissioning, the demolition industry and firefighting and rescue services.

Our UGV solutions include:

      o     Remote control systems (the "brains" of any robot)
      o     Complete robot systems
      o     Customized solutions

We are certified to design, manufacture and maintain electronic, optical and electro-mechanical equipment and are a certified supplier to the Israel Defense Forces and the Israeli Air Force. We have also been issued a certificate from the Israeli Air Force stating that our quality system is approved to perform Inspection of products and services supplied to the Israeli Air Force.

The principal office of our subsidiary is 2 Haprat Street, Yavne, Israel. Our telephone number is +972 8 9324 333.

RISK FACTORS

WE ARE INVESTING TIME AND RESOURCES IN NEW BUSINESS INITIATIVES THAT MIGHT NOT MATERIALIZE TO COMMERCIAL VIABILITY.

As a result, we might incur substantially more expenses than income and might not have enough resources to fund growth that may be commercially viable. If we are not able to successfully initiate our marketing program, we may not be able to generate enough sales to remain a viable company. Competitors already established in certain industries may already have customer bases that we may not be able to sell to

WE ARE DEPENDENT ON OUR MEMBERS OF MANAGEMENT AND CERTAIN KEY PERSONNEL AND IF WE LOSE THOSE PERSONNEL, OUR BUSINESS COULD FAIL.

Our future success depends, in significant part, upon the continued service of our senior management team specifically Nissim Halabi and Ben-Tsur Joseph. We do not have employment or non-competition agreements with any members of management. The loss of any of our members of management could have a material adverse affect on our business, specifically the loss of Nissim Halabi, who has spent a considerable amount of time researching and developing the idea for the outsourcing and maintenance of critical and sophisticated equipment. In addition, we have several other key employees in our engineering and development department and maintenance and service departments, with whom we do not have employment agreements. The loss of any of our key employees could have a material adverse affect on our operations. We do not maintain key man life insurance on any of our personnel. Our future success also depends on our continuing ability to attract and retain highly qualified personnel. Competition for such personnel is intense, and we may experience difficulties in attracting the required number of such individuals. If we are unable to hire and retain personnel in key positions, our business could fail.

IF WE CANNOT MAINTAIN OUR CURRENT RELATIONSHIP WITH A.R.T.S. LTD. OUR OPERATIONS WOULD BE MATERIALLY ADVERSELY AFFECTED.

One of our main sub-contractors, A.R.T.S. Ltd., provides critical research and development and production operations to us. During the past 10 years A.R.T.S. Ltd. has developed for us most of the software required for our robot related activities. We do not have an agreement with A.R.T.S. Ltd. for the provision of their services to us, and cannot be assured that we will be able to maintain this relationship with them. In the event that our relationship with A.R.T.S. Ltd. ceases, the interruption to our research and development activities and production operations would be harmful to our business and may require a long period of time to establish relationships with new partners with the required level of know-how and expertise. We currently know of several wireless communications software companies, both in Israel and worldwide, capable of providing us with the same services we currently outsource to A.R.T.S. Ltd..

As we are a technology based company we are required to update our technology and knowledge base on a regular basis and as we are a relatively small company we have never made the quantitative distinction between our R&D expenses and any other expenses. Thus we are unable to assess the amount of funds we have paid for R&D over the years, nor are we able to assess the financial effects a break up with A.R.T.S. Ltd. may have on our business.

IF WE DO NOT MAINTAIN OUR ACKNOWLEDGED SUPPLIER STATUS WITH THE ISRAELI MINISTRY OF DEFENSE (M.O.D.) OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

We currently maintain the status of an acknowledged supplier to the Israeli Ministry of Defense and have top security clearance. Acknowledged supplier status allows us to provide services to the Israeli Ministry of Defense and the Israeli Defense Forces (i.e. Army, Navy and Air Force), which comprise a significant portion of our annual revenues (as shown in the table below). If we are unable to maintain the acknowledged supplier status our business and results of operations may be materially adversely affected.

SALES TO M.O.D. AND THE ISRAELI DEFENSE FORCES AS PART OF TOTAL SALES

-----------------------------------------------------------------
  % of total       % of total       % of total        % of total
 sales in 2001    sales in 2002    sales in 2004     sales in 2005
-----------------------------------------------------------------
   40.86%            36.36%               %               %
-----------------------------------------------------------------

OUR INTELLECTUAL PROPERTY IS UNPROTECTED AND IS SUSCEPTIBLE TO PIRACY.

We do not have any patents, trademarks or any other protection over our intellectual property. All of Inrob's intellectual property is "know how" and not original proprietary intellectual property and cannot be protected by patent or trademark. In addition, we do not have confidentiality agreements with any of our employees or suppliers with respect to our intellectual property. The theft or unauthorized use of our intellectual property is not sufficiently provided for and our intellectual property is extremely susceptible to theft or unauthorized use. Any theft or unauthorized use of our intellectual property could materially adversely affect our operations.

WE WILL NEED ADDITIONAL WORKING CAPITAL TO FINANCE OUR BUSINESS PLAN AND SUCH FINANCING MAY BE UNAVAILABLE OR TOO COSTLY.

In order to implement our business plan we will need to secure financing in the future. Our ability to secure financing and allocate sufficient funds required to support our marketing activity may be difficult. Additional financing may not be available on favorable terms, if at all. If we raise additional funds by selling our equity securities, the percentage ownership of our then current stockholders will be reduced. There can be no assurance that we will be able to raise additional funds on acceptable terms, if at all. If we cannot raise adequate funds to satisfy our capital requirements, we may have to limit our operations significantly.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY AGAINST CURRENT AND FUTURE
COMPETITORS.

Our competitors include several large, integrated defense contractors (e.g. Northrop Grumman, Lockheed Martin, Elbit, El-Op, Israel Aircraft Industries, Israel Military Industries). These companies have significantly greater financial, technical and human resources than we do as well as a wider range of products than we have. In addition, many of our competitors have much greater experience in marketing their products, as well as more established relationships with our target government customers. Our competitors may also have greater name recognition and more extensive customer bases that they can use to their benefit. As a result, we may have difficulty maintaining our market share.

ANY SIGNIFICANT DELAY IN COLLECTING OUTSTANDING RECEIVABLES FROM ISRAEL'S MINISTRY OF DEFENSE COULD ADVERSELY AFFECT OUR ABILITY TO CONDUCT OUR BUSINESS.

Israel's Ministry of Defense is one of our significant customers and comprises a significant portion of our accounts receivable at many times. The M.o.D.'s conventional payment terms are current month + 90 days. In the past we have experienced significant delays in payment from the M.o.D. (up to current payment + 150 days) and any future delays could adversely affect our cash flow and ability to operate our business. These delays are mostly due to the M.o.D.'s budget volatility, its general supplier payment policies and public workers' strikes.

THE VOLATILITY OF THE M.O.D.'S BUDGET COULD ADVERSELY AFFECT THE AMOUNT OF BUSINESS IT MAY CONDUCT WITH US.

In the past the M.o.D.'s budget has been volatile and any significant cuts in its budget could adversely affect the amount of business it conducts with us. As our largest customer, any significant reduction in the amount of purchases the M.o.D. makes from us or from third parties which have subcontracted work to us, could materially adversely affect our results of operations.

INROB CURRENTLY OPERATES WITHOUT A VALID BUSINESS LICENSE

Under Israeli law, Inrob is obliged to obtain and sustain a business license when doing business. Inrob is currently operating without such a license. Under Israeli law such actions may lead to the court fining the Company or even ordering the imprisonment (the maximum sentence is 18 months) of officers of the Company. Furthermore, Inrob may be fined or even ordered to close its premises until obtaining the required license. We do not believe that our business or future prospects have been materially, adversely affected by our present lack of a license but are nonetheless currently seeking to secure a business license.

We do not know whether our clients are aware of us operating without a valid business license and do not believe them knowing of such would materially adversely affect our business with them. Nonetheless, should the relevant authorities prosecute Inrob and/or any officers thereof for doing business without the necessary business license, such prosecutions could materially impair the ability of Inrob to maintain and/or conduct its business.

IF OUR EMPLOYEES' ENTITLEMENTS DO NOT COMPLY WITH ISRAELI LAW, WE MAY HAVE TO PAY ADDITIONAL COMPENSATION TO OUR EMPLOYEES

Terms of employment for Inrob's employees are individually negotiated with each and every employee. The relationship between the parties, their rights and mutual duties are determined solely on the basis of the verbal agreements reached after these negotiations.

As Inrob has a good overall relationship with its employees and as it is common practice at Inrob to amicably settle all debts between the parties upon the termination of the employees' term with Inrob, Inrob has never made an active effort to ascertain whether or not workers may be entitled to such payments, benefits or advantages, nor has Inrob ever made an active effort to ascertain what such payments, benefits or advantages might be.

We have no knowledge as to whether we adhere to the aforementioned legal requirements. Should an authorized court determine that Inrob does not adhere to the said requirements Inrob may be responsible to pay damages that could adversely affect the results of our operations.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for machinery, equipment and leasehold improvements and for costs and expenses reflect historical cost and do not necessarily represent replacement cost. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Government Regulation

To the best of our knowledge, we are not currently subject to direct federal, state or local regulation in the United States, other than regulations applicable to businesses generally. We may also be subject to Israeli regulations and laws that could restrict our business opportunities and growth.

Indemnification of Directors, Officers and Others

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses (including, without limitation, attorneys' fees, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that the person is one of our officers or directors) incurred by an officer or director in defending any such proceeding to the maximum extent permitted by Nevada law.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of our company under Nevada law or otherwise, we have been advised the opinion of the Securities and Exchange Commission is that such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Anti-Takeover Provisions

We do not currently have a shareholder rights plan or any anti-takeover provisions in our By-laws. Without any anti-takeover provisions, there is no deterrent for a take-over of our company, which may result in a change in our management and directors. At the present time the majority of our shares are owned by a single shareholder, our Chairman and CEO, Ben-Tsur Joseph. This would make any takeover attempt difficult.

Reports to Security Holders

      Under the securities laws of Nevada, we are not required to deliver an annual report to our shareholders but we intend to send an annual report to our shareholders.

Results of Operations

Nine Months Ended September 30, 2005, versus Nine Months Ended September 30,
2004

For the nine months ended September 30, 2005, compared to the same period in 2004, revenues decreased $(47,851), or 4 percent, to $1,118,747. The decrease was attributable to a slight decline product sales orders.

Cost of goods sold increased $229,296, or 28 percent, to $1,042,528 in 2005 when compared to $813,222 in 2004. The increase was due to increases in labor and wages, depreciation on equipment, and other contract operating costs and expenses.

General and administrative expenses decreased $53,074, or 14 percent, to $314,847 in 2005 compared to $367,921 in 2004. The decrease was due to the overall decrease in travel, office and other administrative expenses, offset by increases in management fees and related expenses.

Other expenses increased $48,028, or 828 percent, to $53,829 in 2005, compared to $5,801 in 2004. The primary reason for the increase was due to the additional interest expenses related to convertible debentures issued by the Inrob Israel and the Company.

Net loss increased to $308,245 in 2005, compared to $49,359 in 2004, due to the reasons mentioned above. Management of the Company anticipates that losses from operations will continue in the future, and additional resources are used to generated business opportunities.

Comprehensive income from Israeli currency translation increased to $31,591 in 2005 from $5,695 in 2004.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, the Company continued to use capital resources for reduction of debt, operations and the purchase of property and equipment.

Cash resources of $338,809 were used to fund operations of the Company during the period. It is anticipated that resources will be required in the future to continue to fund the work on service contracts and product sold by the Company.

Cash resources of $10,888 were used to fund the acquisition of additional computer and related equipment.

The Company raised $675,000 in cash resources during the period from the issuance of two convertible debentures. Of the three convertible debentures issued by the Company (one issued in 2004, and two issued in 2005), all but one were converted to shares of common stock prior to September 30, 2005.

                           Part II. Other Information

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholders are an adverse party or have a material interest adverse to us.

Item 2. Changes In Securities

      None

Item 3. Defaults Upon Senior Securities

      We defaulted with respect to a convertible note dated as of August 2004 and with respect to a convertible note dated as of July 2005. The Note holder elected to convert the principal and interest of both notes into shares of common stock.

Item 4. Submission of Matters To A Vote Of Security Holders

      None

Item 5. Other Information

Effective July 21, 2005, the following Directors resigned from the Board of Directors and/or Principal Officers of the registrant.

Frank H. DeRenzo, Robert Muniz and DeAnn Moore

The Directors resigning have stated in their resignation letter that their resignation does not in any way imply or infer that there is any dispute or disagreement relating to the Company's operations, policies or practices.

In addition, Lucia Picciotti, was appointed as the sole director of Western Gaming Corporation and approved the transaction with Inrob, Ltd., and the other corporate actions to be taken in conjunction with the transaction, including appointing Ben-Tsur Joseph and Rami Palatchi as Directors and Ben-Tsur Joseph as President. Thereupon she resigned from the Board of Directors of Western Gaming Corporation

The Director resigning stated in her resignation letter that her resignation does not in any way imply or infer that there is any dispute or disagreement relating to the Company's operations, policies or practices.

The following individuals have been appointed to our Board of Directors, effective July 21, 2005:

             Name                   Age              Position
             ----                   ---              --------
             Ben-Tsur Joseph        45               President and Director
             Rami Palatchi          46               Director

Ben-Tsur Joseph, Co-founder, President and sole Director, co-founded our subsidiary, Inrob Ltd, in Israel in 1988 and was joint CEO until 1999. He has extensive experience and knowledge of unmanned ground vehicle ("UGV") operations and continues to work closely with major defense clients. Mr. Joseph is currently the president and sole director of Inrob.

Rami Palatchi, joined the Company as Director in July 2005. Mr. Palatchi, is a certified electronic engineer and is currently working in the defense industry in the field of aviation. Mr. Palatchi has been working for the Israeli Air Industry (a quasi-governmental agency) since 1984. Since 2000 he as been in the Safety Control Department where he is a safety engineer dealing with all areas of safety problems.

On November 1, 2005, the Company's Board of Directors elected to change its fiscal year currently ending on June 30, to a fiscal year ending on December 31.

Item 6.           Exhibits

  a.       Exhibits:
  3.1      Articles of Incorporation of the Registrant, as amended*
  3.2      By-laws of the Registrant, as amended*
  31.1     Section 302 Certification of Chief Executive/Accounting Officer (1)
  32.1     Section 906 Certification of Chief Executive/Accounting Officer (1)

  ------------
* Previously filed

(1)   Filed herewith


Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    November 21, 2005                  Inrob Tech Ltd.


                                            _______/s/______________
                                            Ben-Tsur Joseph, President
                                            Accounting Officer